Form 10-Q
period 2026-06-30
Core University Living Real Estate Income Trust
filed 2026-08-31
CIK 2119505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
000-56849

Core University Living Real Estate Income Trust
(Exact name of registrant as specified in its charter)

Maryland	41-3851473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1400 N. Kingsbury St. Chicago, Illinois	60642
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (773) 969-5740
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
N/A	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be f ile
d by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elec ted
not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of August 31, 2026, the issuer had the following shares outstanding: 9,457,500 Class A shares and 3,696,484 Class E shares.

Core University Living Real Estate Income Trust
Consolidated
B
alance Sheet (Unaudited)

As of June 30, 2026
Assets
Cash and cash equivalents	$1,000

Total assets	$1,000
Liabilities and Equity

Total liabilities	$—
Commitments and contingencies (Note 4)	—
Redeemable common shares	1,000
Equity

Total equity	$—

Total liabilities, redeemable common shares and equity	$1,000

See accompanying notes to consolidated financial statement.

Core University Living Real Estate Income Trust
Notes to Consolidated Financial Statement
(Unaudited)

1. Organization and Business Purpose
Core University Living Real Estate Income Trust (the “Company”) was formed as a Maryland statutory trust on January 23, 2026 and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized primarily to acquire, own, and manage a portfolio of core and core-plus student housing properties. The Company is the sole general partner of Core University Living REIT OP, LP, a Delaware limited partnership (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. The Operating Partnership provides a performance participation interest to Core University Living REIT SLP, LLC (the “Special Limited Partner”), an affiliate of Core Spaces, LLC (the “Sponsor”). The Company is externally managed by CSF Asset Management Vehicle, LLC (the “Adviser”), an affiliate of the Sponsor. On February 19, 2026, the Company was capitalized with a $1,000 investment by a wholly-owned subsidiary of the Sponsor.
As of June 30, 2026, the Company had neither purchased nor contracted to purchase any investments.
Capitalization
As of June 30, 2026, the Company was authorized to issue an
unlimited
number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”), and an unlimited
number of shares classified as preferred shares of beneficial interest, par value $0.01 per share.
The Company is conducting a continuous private offering (the “Offering”), pursuant to which it will offer and sell its common shares to a limited number of investors, including common shares classified as Class A common shares (“Class A shares”), Class D common shares (“Class D shares”), Class E common shares (“Class E shares”),
Class F-D
common shares
(“Class F-D
shares”),
Class F-I
common shares
(“Class F-I
shares”),
Class F-S
common shares
(“Class F-S
shares”), Class I common shares (“Class I shares”) and Class S common shares (“Class S shares”). The share classes have different upfront selling commissions, management fees, asset-based servicing fees and shareholder servicing fees. The initial purchase price per share of the Company’s shares in the Offering is $10.00 per share plus applicable upfront selling commissions. Thereafter, the purchase price per share for each class of the Company’s common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions. The Company commenced the Offering on July 17, 2026.
The Company received a $1,000 investment from a wholly-owned subsidiary of the Sponsor. In accordance with Accounting Standards Codification (“ASC”) 480, this transaction was classified as mezzanine equity on the consolidated financial statement. As of June 30, 2026, cost approximates fair value.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X.
The consolidated financial statement, including the notes thereto, is unaudited and excludes some of the disclosures required in the audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statement is stated fairly and that estimates made in preparing the Company’s consolidated financial statement are reasonable and prudent. Separate statements of operations, changes in equity, and cash flows have not been presented because the Company had not commenced operations as of June 30, 2026.

Core University Living Real Estate Income Trust
Notes to Consolidated Financial Statement
(Unaudited)

Use of Estimates
The preparation of the consolidated financial statement in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could differ from those estimates.
Consolidation
In accordance with ASC Section 810, Consolidation, the Company has examined all of its financial relationships with legal entities in order to determine whether consolidation is required. The accompanying consolidated financial statement includes the accounts of the Company and the Operating Partnership. All intercompany balances and transactions have been eliminated upon consolidation.
Non-controlling
interests in the Company’s consolidated subsidiaries are reported as a component of equity and the net profit or loss from applicable entities is adjusted to include amounts attributable to non-controlling
interests.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held cash of $1,000 as of June 30, 2026.
Income Taxes
The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, commencing with its taxable year ending December 31, 2026, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, it may be subject to federal income and excise taxes on its undistributed taxable income and certain state and local taxes on its income and property.

Organization and Offering Expenses
As of June 30, 2026, the Adviser and its affiliates incurred organization and offering expenses on the Company’s behalf of approximately $595,601 and $1,117,920, respectively. Organization and offering expenses are not recorded in the accompanying balance sheet because such costs are not the Company’s liability until the commencement of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a
60-month
period one year following the Expense Reimbursement Date (defined below). After the Expense Reimbursement Date, the Company will reimburse the Adviser for any organization and offering expenses associated with the Offering that the Adviser incurs as and when incurred. When recorded by the Company, organizational expenses will be expensed as incurred, and offering costs will be charged to equity as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.
3. Significant Agreements and Related Parties
The Company and the Operating Partnership have entered into an advisory agreement with the Adviser (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the origination, acquisition, management, financing and disposition of the Company’s investments, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.

Core University Living Real Estate Income Trust
Notes to Consolidated Financial Statement
(Unaudited)

Management Fee
Prior to the effectiveness of the Company’s Registration Statement on Form 10 to register its common shares of beneficial interest pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which occurred on July 17, 2026 (the “Section 12(g) Registration”), the Company did not pay the Adviser a management fee on any class of its common shares or units of the Operating Partnership (“OP Units”). As compensation for its services provided, the Adviser is paid a management fee equal to (a)

0.625% of NAV with respect to Class A shares, (b)

0.85% of NAV with respect to
Class F-S
shares,
Class F-D
shares and
Class F-I
shares per annum and (c) 1.25% of NAV with respect to Class S shares, Class D shares and Class I shares per annum. The management fee on Class E shares is 0.0%. Additionally, to the extent that the Operating Partnership issues OP Units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to (i) 0.625% of the NAV of the Operating Partnership attributable to such Class A OP Units not held by the Company per annum, (ii) 0.85 % of the NAV of the Operating Partnership attributable to such
Class F-S,
Class F-D
and
Class F-I
OP Units not held by the Company per annum and (iii) 1.25% of the NAV of the Operating Partnership attributable to such Class S, Class D and Class I OP Units not held by the Company per annum. The management fee on Class E OP Units is 0.0%. The management fee is payable monthly in arrears, before giving effect to any accruals for the management fee, applicable asset-based servicing fees, shareholder servicing fees, the Performance Participation (defined below), or any distributions. As a result of the differences in fees described above, the management fee, the shareholder servicing fee and the asset-based servicing fee (when paid by the Company) are class-specific expenses. The management fee may be paid, at the Adviser’s election, in cash or Class E shares or Class E OP Units. In calculating the management fee, the Company will use its NAV before giving effect to accruals for the management fee, performance fee, distribution fees or distributions payable on its shares.
Performance Participation Interest
The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles
it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark with a
Catch-Up
(each term as defined in the Operating Partnership’s limited partnership agreement) (the “Performance Participation”). Such allocation will be measured on a calendar year basis, made annually and accrued monthly. The Performance Participation is not paid on Class E and Class A OP Units following the Section 12(g) Registration, and as a result, it is a class-specific expense. The Performance Participation is payable at the Special Limited Partner’s election, in cash, Class E shares or Class E OP Units.
Expense Reimbursement
Under the Advisory Agreement, and subject to certain limitations, the Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on the Company’s behalf, provided that the Adviser is responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to the Company pursuant to the Advisory Agreement.
The Adviser has agreed to advance all of the Company’s organization and offering expenses (excluding selling commissions and servicing fees) and operating expenses (excluding expenses incurred at the property level, management fees and the Performance Participation) through the earlier of (i) the date that the Company’s aggregate NAV is at least $1.0 billion and (ii) July 22, 2027, the first anniversary of the Company’s first property acquisition from a third party (such date, the “Expense Reimbursement Date”). Thereafter, the Company will reimburse the Adviser for any organization and offering and operating expenses as and when incurred. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months one year following the Expense Reimbursement Date. There is no cap on organization and offering, or operating expenses.
The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including expenses of managing and operating the Company’s properties and expenses related to personnel of the Adviser performing services for the Company other than those who provide investment advisory services or serve as the Company’s non-independent
trustees and officers. As of June 30, 2026, the Company has not retained an affiliate of the Adviser for any such services.

Core University Living Real Estate
Income
Trust
Notes to Consolidated Financial Statement
(Unaudited)

Economic Dependency
The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
4. Commitments and Contingencies
As of June 30, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litig ation th
reatened against it.
5. Subsequent Events
Other than the events discussed below, no other events were identified that require consideration as adjustments to, or disclosures in, the consolidated financial statement through August 31, 2026.
On July 21, 2026, the Company sold 9,457,500 Class A shares and 3,690,759 Class E shares for aggregate consideration of $94,575,000 and $36,907,590, respectively, in the Offering.
On July 22, 2026, the Company acquired a portfolio of four student housing properties consisting of Core Gainesville 13th & 3rd LLC (“Hub Gainesville 3
rd
 Ave”), Core Gainesville University LLC (“Hub Gainesville University”), Core Lexington 685 Limestone LLC (“Hub Lexington Limestone”), and Core Morgantown LLC (“State Morgantown”) for $303.5 million, excluding acquisition costs (collectively “Initial Portfolio Acquisition”). The seller was a joint venture between a third party and an entity owned by several principals of the Sponsor. In conjunction with the Initial Portfolio Acquisition, the Company entered into agreements with certain of the Adviser’s affiliates for necessary services related to the Company’s investments and its operations. In conjunction with the acquisition, the Company entered into a three-year non recourse mortgage loan for $180.4 million. The Company expects to account for the acquisition as an asset acquisition in accordance with ASC 805, Business Combinations. The Company allocated the purchase price and acquisition costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. The allocation of the purchase price is shown below.

Building and building improvements	$276,752,273
Land and land improvements	17,848,821
Furniture, fixtures and equipment	4,801,970
Tenant improvements	285,304

Investments in real estate	$299,688,368
Intangible lease assets	4,991,946
Intangible lease liabilities	(459,134)

Purchase price including acquisition costs	$304,221,180

Upon the completion of the Initial Portfolio Acquisition, the Expense Reimbursement Date is the earlier of (i) the date the Company’s NAV is at least $1.0 billion and (ii) July 22, 2027.
On July 24, 2026, the Company granted 5,625 restricted Class E shares to its independent trustees, at a price of $10.00 per share. Restricted shares vest one year from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to “Company,” “we,” “us,” or “our” refer to Core University Living Real Estate Income Trust and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statement and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These statements may include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include those described under the section entitled “Item 1.A. Risk Factors” in our Pre-Effective Amendment No. 1 to Form 10, filed with the Securities and Exchange Commission (the “SEC”) in connection with our registration of securities pursuant to Section 12(g) of the Exchange Act on July 15, 2026 (the “Registration Statement”), which is accessible on the SEC’s website at www.sec.gov. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or other filings with the SEC). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

Overview

We are a Maryland statutory trust formed on January 23, 2026. We are an externally advised, perpetual-life entity that intends to qualify as a REIT for U.S. federal income tax purposes commencing with taxable year December 31, 2026. We were formed to primarily invest in and manage a diversified portfolio of core and core-plus student housing properties primarily in Tier 1 Markets. A “Tier 1 Market” means a city where there is a campus of a U.S. college or university with a student enrollment of 20,000 or more, including undergraduate, graduate and professional students. To a lesser extent, we also expect to invest in (i) development, redevelopment or repositioning of student housing properties and (ii) real estate-related securities and other short-term investments to provide us with a source of liquidity. Over time, we may invest in debt backed principally by student housing investments.

We operate under the direction of our board of trustees, which is responsible for the overall management of our business and affairs. Our board of trustees is comprised of a majority of independent trustees. The board of trustees delegates the day-to-day management of the Company to the Adviser pursuant to the Advisory Agreement.

On February 19, 2026, we were capitalized with a $1,000 investment by a wholly-owned subsidiary of the Sponsor. As of June 30, 2026, we had neither engaged in any principal operations nor generated any revenue. We registered our common shares of beneficial interest with the SEC pursuant to Section 12(g) of the Exchange Act.

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are accredited investors (as defined in Regulation D under the Securities Act).

Under our Declaration of Trust, we have authority to issue an unlimited number of common shares, including unlimited numbers of common shares classified as Class A shares, Class D shares, Class E shares, Class F-S shares, Class F-D shares, Class F-I shares, Class I shares and Class S shares. We also have authority to issue an unlimited number of preferred shares of beneficial interest, par value $0.01 per share.

On July 21, 2026, we completed a private placement of 9,457,500 Class A shares and 3,690,759 Class E shares pursuant to share subscription agreements with investors at a price of $10.00 per share, resulting in total proceeds of $131.5 million.

On July 22, 2026, we completed the purchase of a portfolio of four student housing properties with one property located in each of Lexington, Kentucky and Morgantown, West Virginia and two properties located in Gainesville, Florida (the “Initial Portfolio”). The seller of the Initial Portfolio was a joint venture between a third party and an entity owned by several principals of our Sponsor. The purchase price for the Initial Portfolio was $303.5 million, excluding acquisition costs. Details regarding the Initial Portfolio are set forth in the table below:

Property	Location	Units	Beds	AY26 Preleased(l)	Purchase Price(2)
Hub Limestone	Lexington, KY	176	566	99.8%	$101,000,000
Hub Gainesville University	Gainesville, FL	109	414	100.0	57,000,000
Hub Gainesville 3rd Avenue	Gainesville, FL	201	661	100.0	99,000,000
State Morgantown	Morgantown, WV	232	420	99.3	46,500,000

Total		718	2,061	99.8%	$303,500,000

(1)	AY26 Preleased refers to the percentage of beds preleased for the 2026-2027 academic year as of July 22, 2026.
(2)	Purchase Price refers to the purchase price as of the closing of the Initial Portfolio.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties, other than those referred to in our Registration Statement. See “Item 1A. Risk Factors.”

Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.culreit.com. We are providing the address to our website solely for informational purposes. The information on our website is not a part of, nor is it incorporated by reference into this report. From time to time, we may use our website as a distribution channel for information about our Company. The information we post through this channel may be deemed material. Accordingly, shareholders should monitor this channel, in addition to following our press releases and SEC filings.

Market Conditions

At a macro level, the broader commercial real estate industry continued to recover from the valuation trough driven by rapid interest rate increases. Fundamentals remain healthy across many real estate sectors, particularly with the living sectors, which includes purpose built student housing. It continues to demonstrate rent growth, consistent income returns, and increasing levels of appreciation. During the three months ended June 30, 2026, the National Council of Real Estate Investment Fiduciaries’ ODCE index continued its streak of positive total returns, signaling that the recovery of core real estate values is persistent.

Despite these positive trends, several macroeconomic risks remain. Persistent inflationary pressures, geopolitical uncertainty, and elevated interest rates could impact economic growth, real estate valuations, and borrowing costs. Debt capital remains widely available from a variety of lenders, including life insurance companies, banks, and debt funds; however, financing costs have increased during 2026 as benchmark interest rates have risen. While transaction activity and asset pricing have generally remained resilient, sustained increases in borrowing costs could place pressure on future transaction volumes and valuation growth.

Within the purpose built student housing sector, fundamentals remain strong. Enrollment growth trends at our target universities continue to support long-term demand fundamentals. Rent growth and occupancy levels have moderated from the peak conditions experienced in recent years, but remain healthy and generally consistent with long-term averages. New supply deliveries have increased in certain university markets but, on a national basis, remain below long-term levels. Management believes these conditions support a strong overall outlook for the sector. Independent data from the National Council of Real Estate Investment Fiduciaries continues to support purpose built student housing’s performance relative to other property sectors, driven by consistent favorable fundamentals.

Investment Objectives

The Company was formed to pursue the following investment objectives:

•	provide shareholders with current income in the form of regular, stable cash distributions;

•	preserve and protect shareholders’ invested capital; and

•	realize appreciation in value through proactive investment and asset management.

There can be no assurance that we will achieve our investment objectives.

Results of Operations

From January 23, 2026 (formation date) through June 30, 2026, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from the Offering in order to conduct our investment activities. We intend to and have made investments with the capital received from the Offering and to incur indebtedness in connection with our investment activities.

Our Registration Statement automatically went effective on July 17, 2026.

We commenced selling shares and acquired the Initial Portfolio in July 2026.

On July 22, 2026, we acquired a portfolio of four student housing properties consisting of Core Gainesville 13th & 3rd LLC, Core Gainesville University LLC, Core Lexington 685 Limestone LLC, and Core Morgantown LLC for $303.5 million, excluding acquisition costs. The seller of the Initial Portfolio was a joint venture between a third party and an entity owned by several principals of our Sponsor. In conjunction with the acquisition, we entered into a three-year mortgage loan for $180.4 million. We expect to account for the acquisition as an asset acquisition in accordance with ASC 805, Business Combinations. We allocated the purchase price and acquisition costs to the individual assets acquired and liabilities assumed on a relative fair value basis. The allocation of the purchase price is shown below:

Building and building improvements	$276,752,273
Land and land improvements	17,848,821
Furniture, fixtures and equipment	4,801,970
Tenant improvements	285,304

Investments in real estate	$299,688,368
Intangible lease assets	4,991,946
Intangible lease liabilities	(459,134)

Purchase price including acquisition costs	$304,221,180

Financial Condition, Liquidity, and Capital Resources

We are a newly organized, non-listed REIT and, as of June 30, 2026, had not yet commenced real estate operations. Subsequent to quarter end, we completed the transactions described in Note 5 to our unaudited consolidated financial statement, including the acquisition of the Initial Portfolio, the issuance of Class A shares and Class E shares, raising $131.5 million in gross proceeds, and the closing of the $180.4 million loan (the “Loan”) and loan agreement (the “Loan Agreement”). The discussion below reflects our liquidity and capital resources giving effect to those transactions, which we believe is necessary to an understanding of our financial condition going forward.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ending December 31, 2026. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Short-Term Liquidity and Capital Resources (Next 12 months)

Our principal sources of cash over the next 12 months are expected to be from (i) the net proceeds from our Offering, (ii) cash flows generated by the Initial Portfolio following its acquisition, and (iii) borrowings available to us, including under the Loan Agreement described below. Our principal cash requirements over this period are expected to include (i) origination or acquisition of student housing investments, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions, if any, to the holders of our common shares to the extent declared by our board of trustees.

The Adviser has agreed to advance all of our organization and offering expenses (excluding selling commissions and servicing fees) and operating expenses (excluding expenses incurred at the property level, management fees and the Performance Participation) through the earlier of (i) the date that our aggregate NAV is at least $1.0 billion and (ii) July 22, 2027, the first anniversary of our first property acquisition from a third party (such date, the “Expense Reimbursement Date”). Thereafter, we will reimburse the Adviser for any organization and offering and operating expenses as and when incurred. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months one year following the Expense Reimbursement Date. The Adviser and its affiliates incurred organization and offering costs on our behalf of approximately $595,601 and $1,117,920, respectively, through June 30, 2026.

We believe our expected sources of liquidity described above will be adequate to meet our anticipated cash requirements for at least the next 12 months. We have identified the following known trends, demands, and uncertainties we believe are reasonably likely to affect our short-term liquidity and capital resources.

Interest rate exposure. The Loan bears interest at a variable rate (Term Secured Overnight Financing Rate (“Term SOFR”) plus a 1.50% margin, or, if applicable, the alternate base rate plus a 0.50% margin, subject to a 1.0% floor). In connection with closing the Loan, Core Morgantown LLC entered into an interest rate cap agreement capping the applicable rate at 4.0%. The interest rate cap has a notional amount of $180.4 million and expires in August 2027, which is prior to the Loan’s initial maturity date in July 2029. To the extent the cap expires prior to the Loan’s maturity or any extension thereof, we would need to renew or replace the cap or would otherwise become fully exposed to increases in Term SOFR above the current cap level, which would increase our debt service requirements.

Reliance on continued capital raising. Our ability to fund future acquisitions and meet our REIT distribution requirement, beyond cash generated by the Initial Portfolio, depends in part on our ability to continue raising capital through the Offering. A slowdown in the pace of capital raised could reduce the funds available for both future investment activity and distributions.

Share repurchase plan. Our share repurchase plan allows shareholders to request quarterly repurchases at approximately the prior month’s NAV per share, subject to a 2% deduction on shares held under 12 months. Repurchases are capped at 5% of aggregate NAV per quarter, and our board may repurchase less than requested, or none, at its discretion. High share repurchases could reduce the funds available for both future investment activity and distributions.

Long-Term Liquidity and Capital Resources (Beyond 12 Months)

Over the longer term, we expect to meet our liquidity needs — including the repayment or refinancing of outstanding indebtedness at maturity, funding additional real estate acquisitions, and continued compliance with our REIT distribution requirement — through a combination of additional proceeds from the Offering, cash flows from operations, and additional indebtedness.

Our debt agreements may contain conditions on our ability to extend or refinance maturities on favorable terms, or at all, such as financial performance tests, loan-to-value requirements, and extension fees. We believe these conditions represent a known uncertainty relevant to our long-term liquidity and capital resources, as our ability to satisfy them will depend on the performance of the underlying properties and prevailing market conditions at the time such conditions must be met.

Cash Flows

On February 19, 2026, we were capitalized with a $1,000 investment by a subsidiary of our Sponsor. There were no other cash flows from the Company’s formation through June 30, 2026.

Critical Accounting Estimates

Below is a discussion of the accounting estimates that management believes will be critical once we commence principal operations. We consider these estimates critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real estate purchase price allocation

We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805, Business Combinations. We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

Our allocations of purchase prices are based on certain significant estimates and assumptions, variations in such estimates and assumptions could result in a materially different presentation of the consolidated financial statement or materially different amounts being reported in the consolidated financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We will be exposed to interest rate risk with respect to any variable-rate indebtedness we have or will incur, whereas an increase in interest rates would directly result in higher interest expense. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We have incurred and expect to incur variable-rate indebtedness with respect to our real property investments, and we may use company-level credit facilities featuring floating interest rates for liquidity and working capital purposes. We expect to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal and regulatory proceedings in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Registration Statement, except as set forth below. The risk factors below supplement, and should be read together with, the risk factors described under “Item 1A. Risk Factors” in the Registration Statement.
Our portfolio is highly concentrated in a small number of properties and university markets, which increases our exposure to adverse conditions affecting those specific assets and markets.
As of July 22, 2026, our portfolio consisted of four student housing properties with an aggregate purchase price of approximately $303.5 million, excluding acquisition costs: Hub Limestone (Lexington, Kentucky, serving the University of Kentucky), Hub Gainesville University and Hub Gainesville 3rd Avenue (Gainesville, Florida, both serving the University of Florida), and State Morgantown (Morgantown, West Virginia, serving West Virginia University). Properties located in Gainesville, Florida represent approximately 51% of the aggregate purchase price of our portfolio, and our single largest property, Hub Limestone, represents approximately 33% of the aggregate purchase price of our portfolio.
Our investment guidelines contemplate asset concentration and market concentration limits (15% and 25% of NAV, respectively) once we reach $1.0 billion in NAV, but these limits are not currently applicable to us, and we do not currently satisfy them. Until we raise sufficient capital to acquire a larger and more diversified portfolio, adverse conditions affecting the University of Florida, the University of Kentucky, West Virginia University, or any of our four properties individually — including, but not limited to, declines in enrollment, changes in on-campus
housing policy, increased competition from new supply, or property-specific damage or disruption — could have a disproportionate adverse effect on our results of operations, financial condition, and our ability to make distributions, as compared to a REIT with a larger, more diversified portfolio.
Our ability to achieve the diversification contemplated by our investment guidelines depends on our ability to raise substantial additional capital through our continuous private offering, and there is no assurance that we will do so on the timeline anticipated, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2026, we did not sell or issue any equity securities that were not registered under the Securities Act.
Share Repurchase Plan
Our board of trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that we repurchase all or any portion of their shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of our shares is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to shareholders as of the end of the immediately preceding quarter). Shares or OP Units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the Performance Participation, respectively, are not subject to these repurchase limitations. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares following the close of business as of the last calendar day of the applicable quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price.
For the three months ended June 30, 2026, we did not repurchase any shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our trustees or executive officers adopted or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement (as defined in Item 408(c) of Regulation
S-K)
during the quarter ended June 30, 2026.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q, or incorporated by reference, as applicable:

3.1	Certificate of Trust of the Company dated January 21, 2026 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

3.2	Amended and Restated Declaration of Trust of the Company dated June 16, 2026 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed on July 15, 2026 and incorporated herein by reference)

3.3	Bylaws of the Company dated February 2, 2026 (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

10.1	Second Amended and Restated Advisory Agreement among the Company, Core University Living REIT OP, LP and CSF Asset Management Vehicle, LLC dated July 10, 2026 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed on July 15, 2026 and incorporated herein by reference).

10.2	Dealer Manager Agreement among the Company, CS Management Holdings, LLC and Chauner Securities, Inc. dated June 22, 2026 (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed on July 15, 2026 and incorporated herein by reference).

10.3	Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement) (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed on July 15, 2026 and incorporated herein by reference).

10.4	Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

10.5	Amended and Restated Limited Partnership Agreement of Core University Living REIT OP, LP dated June 16, 2026 (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on July 15, 2026 and incorporated herein by reference).

10.6	Independent Trustee Restricted Common Share Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

10.7	Form of Restricted Common Share Award Certificate (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

10.8	Independent Trustee Compensation Policy (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

10.9	Membership Interest Purchase Agreement by and between AREG-Core Portfolio Venture LLC and CS Acquisition Vehicle II, LLC dated July 14, 2026 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed on July 15, 2026 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Interactive Data File - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Core University Living Real Estate Income Trust

Date: August 31, 2026	By:	/s/ John Wieker
John Wieker
Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2026	By:	/s/ Merritt Poole
Merritt Poole
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)