Form 10-Q
period 2026-09-30
Core University Living Real Estate Income Trust
filed 2026-11-13
CIK 2119505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of November 13, 2026, the issuer had the following shares outstanding: 10,031,897 Class A shares, 3,234,677 Class E shares, 92,848
Class F-I
shares and 371,884
Class F-S
shares.

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheet as of September 30, 2026	1

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and the period from January 23, 2026 (Date of Formation) through September 30, 2026	2

	Condensed Consolidated Statements of Changes in Equity for the three months ended September 30, 2026 and the period from January 23, 2026 (Date of Formation) through September 30, 2026	3

	Condensed Consolidated Statement of Cash Flows for the period from January 23, 2026 (Date of Formation) through September 30, 2026	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		33

Core University Living Real Estate Income Trust
Condensed Consolidated Balance Sheet
(Unaudited) (in thousands, except share
and per-share data)

As of September 30, 2026
Assets
Real estate investments, net	$298,349
Cash and cash equivalents	10,025
Other assets	5,837

Total assets	$314,211

Liabilities and Equity
Mortgage loan, net	$178,467
Accounts payable and accrued expenses	3,451
Due to affiliates	4,272
Other liabilities	2,178

Total liabilities	$188,368

Commitments and contingencies (Note 10)
Redeemable common shares (Note 7)	36,762
Equity
Common shares - Class A shares, $0.01 par value per share, 9,496,088 shares issued and outstanding at September 30, 2026	95
Common shares - Class E shares, $0.01 par value per share, 100,500 shares issued and outstanding at September 30, 2026	1
Additional paid-in capital	91,982
Accumulated deficit and cumulative distributions	(2,997)

Total equity	$89,081

Total liabilities, redeemable common shares and equity	$314,211

See accompanying notes to condensed consolidated financial statements.

Core University Living Real Estate Income Trust
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30, 2026	For the period from January 23, 2026 (Date of Formation) through September 30, 2026
Revenues
Rental revenue	$6,255	$6,255

Total revenue	$6,255	$6,255

Expenses
Property operating	$1,987	$1,987
Real estate taxes and insurance	864	864
Management fee	118	118
General and administrative	1,958	1,958
Depreciation and amortization	2,317	2,317

Total expenses	$7,244	$7,244

Other income (expense)
Interest expense	$(1,982)	$(1,982)
Unrealized gain from interest rate derivative	173	173
Other income	3	3

Total other income (expense)	$(1,806)	$(1,806)

Net loss	$(2,795)	$(2,795)

Net loss attributable to shareholders	$(2,795)	$(2,795)

Net loss per share of common shares – Class A – basic and diluted	$(0.27)	$(0.74)
Net loss per share of common shares – Class E – basic and diluted	$(0.27)	$(0.74)
Weighted average shares of common shares outstanding – Class A – basic and diluted	7,404,038	2,713,831
Weighted average shares of common shares outstanding – Class E – basic and diluted	2,889,561	1,059,174
See accompanying notes to condensed consolidated financial statements.

Core University Living Real Estate Income Trust
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

	Class A Common Shares (Par Value)	Class E Common Shares (Par Value)	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance at Date of Formation	$—	$—	$—	$—	$—
Balance at June 30, 2026	—	—	—	—	—
Common shares issued	95	1	95,480	—	95,576
Offering costs	—	—	(1,540)	—	(1,540)
Distribution reinvestment	—	—	390	—	390
Net loss	—	—	—	(2,031)	(2,031)
Distributions declared on common shares ($0.1008 gross per share)	—	—	—	(966)	(966)
Allocation to redeemable common shares	—	—	(2,348)	—	(2,348)

Balance at September 30, 2026	$95	$1	$91,982	$($2,997)	$89,081

See accompanying notes to condensed consolidated financial statements.

Core University Living Real Estate Income Trust
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

For the period from January 23, 2026 (Date of Formation) through September 30, 2026
Cash flows from operating activities:
Net loss	$(2,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,317
Unrealized gain from interest rate derivative	(173)
Amortization of deferred financing costs	144
Purchase of interest rate cap	(510)
Other items	12
Changes in assets and liabilities:
Decrease in other assets	73
Decrease in other liabilities	(1,339)
Increase in due to affiliates	2,153
Increase in accounts payable and accrued expenses	1,053

Net cash provided by operating activities	$935

Cash flows from investing activities:
Acquisition of real estate investments	$(300,464)
Capital improvements to real estate inve stm ents	(141)

Net cash used in investing activities	$(300,605)

Cash flows from financing activities:
Borrowings under mortgage loan	$180,400
Payment of deferred financing costs	(2,077)
Proceeds from issuance of common shares	95,576
Proceeds from issuance of redeemable common shares	35,908
Payments of distributions to common shareholders	(112)

Net cash provided by financing activities	$309,695

Net increase in cash and cash equivalents	$10,025
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$10,025

Supplemental disclosure of cash flows information:
Payments of interest	$1,061
Supplemental Disclosure of non-cash investing and financing activities:
Accrued offering costs due to Adviser	$2,119
Allocation to redeemable common shares	$2,348
Distribution reinvestment	$545
Accrued distributions	$671
Assumption of assets and liabilities in conjunction with acquisitions, net	$(3,756)
See accompanying notes to condensed consolidated financial statements.

Core University Living Real Estate Income Trust
Notes to Condensed Consolidated Financial Statement
(Unaudited)

1. Organization and Business Purpose
Core University Living Real Estate Income Trust (the “Company”) was formed as a Maryland statutory trust on January 23, 2026 (the “Date of Formation”) and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized primarily to acquire, own, and manage a portfolio of core and core-plus student housing properties. The Company wholly owns and is the general partner of Core University Living REIT OP, LP, a Delaware limited partnership (the “Operating Partnership”). Substantially all of the Company’s business is conducted through the Operating Partnership. Core University Living REIT SLP, LLC (the “Special Limited Partner”), an affiliate of Core Spaces, LLC (the “Sponsor”), holds a performance participation interest in the Operating Partnership. The Company is externally managed by CSF Asset Management Vehicle, LLC (the “Adviser”), an affiliate of the Sponsor.
The Company’s real estate investments are held through wholly owned subsidiaries and consist of student housing properties. Operations commenced in July 2026 after the Company acquired its first real estate portfolio on July 22, 2026 (the “Initial Portfolio”). As of September 30, 2026, the Company’s portfolio consisted of four properties, comprising 718 units and 2,061 beds, all of which were acquired in the Initial Portfolio.
Capitalization
On February 19, 2026, the Company was capitalized with a $1,000 investment by a wholly owned subsidiary of the Sponsor.
As of September 30, 2026, the Company was authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“common shares”), and an unlimited number of preferred shares of beneficial interest, par value $0.01 per share.
The Company is conducting a continuous private offering (the “Offering”), pursuant to which it will offer and sell to accredited investors its common shares, including common shares classified as Class A common shares (“Class A shares”), Class D common shares (“Class D shares”), Class E common shares (“Class E shares”), Class F-D common shares (“Class F-D shares”), Class F-I common shares (“Class F-I shares”), Class F-S common shares (“Class F-S shares”), Class I common shares (“Class I shares”) and Class S common shares (“Class S shares”). The share classes have different upfront selling commissions, management fees, asset-based servicing fees and shareholder servicing fees. The purchase price per share for each class of the Company’s common shares varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions. The Company received aggregate proceeds of $131,484,000 from the sales of its common shares through the Offering for the three months ended September 30, 2026.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in the audited financial statements. All intercompany balances and transactions have been eliminated upon consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, to present fairly the condensed consolidated financial statements and that estimates made in preparing the Company’s condensed consolidated financial statements are reasonable.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Consolidation
In accordance with Accounting Standards Codification (ASC) Section 810, Consolidation, the Company has examined all of its financial relationships with legal entities to determine whether consolidation is required.
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities (“VIEs”) whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a VIE and whether the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE, and (ii) the obligation to absorb losses or receive benefits significant to the VIE. The Company consolidates the Operating Partnership under the VIE model because it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financing, budgets and overall operating plans and it has the obligation to absorb losses and receive benefits.

Real Estate Investments
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property constitutes a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. The Initial Portfolio has been accounted for as an asset acquisition.
Whether the acquisition of a property is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. The Company capitalizes acquisition-related costs associated with asset acquisitions.
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, furniture, fixtures and equipment, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.
The cost of real estate investments includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s real estate investments are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	40 - 55 years
Building and land improvements	10 - 30 years
Furniture, fixtures and equipment	5 - 7 years
Lease intangibles	Over lease term
When assets are sold or retired, their costs and related depreciation are removed from the Company’s Condensed Consolidated Balance Sheet with the resulting gains or losses, if any, reflected in net income or loss for the periods in the Condensed Consolidated Statements of Operations.
Repairs and maintenance are expensed as incurred and are included in property operating expense on the Company’s Condensed Consolidated Statements of Operations.
The Company reviews real estate investments for impairment quarterly or when there is an event or change in circumstances that indicates the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to net income or loss for the periods in the Condensed Consolidated Statements of Operations. In the case of any impairment, the valuation would be based on Level 3 inputs. There were no impairments of the carrying values of the Company’s real estate investments as of September 30, 2026.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Derivatives
The Company uses derivative financial instruments to manage exposure to interest rate risks arising in the normal course of business. The Company does not enter into derivative instruments for speculative or trading purposes. The Company records all derivative financial instruments on the Condensed Consolidated Balance Sheet at fair value within Other assets. Changes in fair value are reflected in net income or loss for the periods in the Condensed Consolidated Statements of Operations. See Note 8 – “Derivative Financial Instruments.”

Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The Company’s interest rate cap described in Note 8 – “Derivative Financial Instruments” is the only asset that the Company measures at fair value on a recurring basis. The Company entered into the cap in connection with the $180,400,000 mortgage loan described in Note 4 – “Mortgage Loan, Net.” The cap has a notional amount of $180,400,000, a strike rate of 4.0% on Term Secured Overnight Financing Rate (“Term SOFR”) and an expiration date in August 2027. The fair value of the cap is determined using a discounted cash flow analysis of the expected cash flows based on the contractual terms of the cap and observable market data, including the forward Term SOFR curve and implied volatility. The Company also considers credit valuation adjustments for its own and the counterparty’s nonperformance risk. The Company has determined that these adjustments are not significant to the overall valuation, and the cap is therefore classified within Level 2 of the hierarchy.
As of September 30, 2026, the fair value of the Company’s mortgage loan was $180,400,000, approximating its carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreement and discounting it back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Redeemable Common Shares
The Company classifies common shares that are subject to a conditional obligation to be repurchased at the shareholder’s option as redeemable common shares on the Company’s Condensed Consolidated Balance Sheet at the greater of their carrying amount or their redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common shares are recorded to additional paid-in capital.
Intangibles
The Company records acquired in-place lease values based on its evaluation of the specific characteristics of tenants’ leases. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.
Intangible assets and intangible liabilities are recorded as a component of other assets and other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheet. The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on the Company’s Condensed Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations.
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following as of September 30, 2026 ($ in thousands):

	Gross carrying amount	Accumulated Amortization	Intangible lease assets, net	Weighted average life (Years)
In-place leases	$4,762	$(876)	$3,886	1.90
Above-market leases	61	(1)	60	7.53
Lease commissions	213	(6)	207	7.77

Total intangible assets	$5,036	(883)	$4,153	2.22

During the three months ended September 30, 2026 and the period from the Date of Formation through September 30, 2026, the Company recognized $882,000 of amortization related to its in-place
lease intangible assets and lease commissions, which is recorded as a component of depreciation and amortization in the Condensed Consolidated Statements of Operations.
During the three months ended September 30, 2026 and the period from the Date of Formation through September 30, 2026, the Company recognized $1,000 of amortization related to its above-market lease intangible assets, which is recorded as a decrease to rental revenue in the Condensed Consolidated Statements of Operations.
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease liabilities consisted of the following as of September 30, 2026 ($ in thousands):

	Gross carrying amount	Accumulated amortization	Intangible lease liabilities, net	Weighted average life (Years)
Below-market lease	$(459)	$6	$(453)	17.07

During the three months ended September 30, 2026 and the period from the Date of Formation through September 30, 2026, the Company recognized $6,000 of amortization related to its below-market lease intangible liabilities, which is recorded as an increase to rental revenue in the Condensed Consolidated Statements of Operations.
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2026 is as follows ($ in thousands):

	In-place lease intangibles	Above-market lease intangibles	Lease commissions	Below-market lease intangibles
Remainder of 2026	$(1,051)	$(3)	$(7)	$7
2027	(2,319)	(10)	(29)	28
2028	(91)	(10)	(29)	28
2029	(91)	(10)	(29)	28
2030	(91)	(10)	(29)	28
2031	(72)	(4)	(25)	28
Thereafter	(171)	(13)	(59)	306

Total	$(3,886)	$(60)	$(207)	$453

Income Taxes
The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2026, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, it may be subject to federal income and excise taxes on its undistributed taxable income and certain state and local taxes on its income and property.
Revenue Recognition
The Company primarily derives rental revenue from student housing leases in accordance with ASC 842, Leases. Rental revenue consists of fixed contractual rent from student housing leases, which include rent and other property income such as application, amenity, and other fees associated with the leases. The student housing leases generally have terms of approximately twelve months or less, coinciding with the academic year. The Company’s student housing properties also have retail tenants, and retail leases are longer term than student housing leases. Rental revenue is recognized on a straight-line basis over the lease term for leases where collectability is deemed probable. Leases that are deemed uncollectible are recognized as a reduction to rental revenue through bad debt expense. Any future cash receipts on leases that are deemed uncollectible will be recorded as revenue on a cash basis. The Company’s estimate of collectability includes factors such as the tenant’s payment history. These estimates could differ materially from actual results. See Note 6 – “Leases.”

Earnings Per Share
Basic net loss per common share is determined by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares receive the same gross distribution per share. All classes of common shares are allocated net income or loss before management fees and performance participation allocations at the same rate per share and are then adjusted to reflect class -specific management fees and performance participation allocations. See Note 7 – “Equity.”
Share-Based Compensation
The Company accounts for share-based compensation awarded to its independent trustees in accordance with ASC 718, Compensation — Stock Compensation and recognizes compensation expense on a straight-line basis over the requisite service period based on the grant date fair value of the award. The Company recognizes compensation expense related to share-based awards to the Company’s independent trustees in the condensed consolidated financial statements based on the fair value of the award on the date of grant. See Note 7 – “Equity.”
Organization and Offering Expenses
As of September 30, 2026, the Adviser and its affiliates incurred organization and offering expenses on the Company’s behalf of approximately $652,000 and $2,119,000, respectively. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period one year following the Expense Reimbursement Date (see Note 5 – “Related Party Transactions”). After the Expense Reimbursement Date, the Company will reimburse the Adviser for any organization and offering expenses associated with the Offering that the Adviser incurs as and when incurred. Organizational expenses are expensed as incurred and are included within general and administrative expenses on the Condensed Consolidated Statements of Operations. Offering costs are recorded on the Condensed Consolidated Statement of Changes in Equity as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability within due to affiliates on the Condensed Consolidated Balance Sheet.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. The update enhances interim disclosure requirements by clarifying the information that must be presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates, and material developments that occur between annual reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This ASU makes narrow technical corrections and clarifications across multiple codification topics, including a clarification to the diluted earnings per share calculation during loss periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements and related disclosures.

3.	Real Estate Investments, Net
Real estate investments, net consisted of the following as of September 30, 2026 ($ in thousands):

Building and building improvements	$276,762
Land and land improvements	17,845
Furniture, fixtures and equipment	4,891
Tenant improvements	286

Total	299,784
Accumulated Depreciation	(1,435)

Real estate investments, net	$298,349

Depreciation expense was $1,435,000 for the three months ended September 30, 2026 and the period from the Date of Formation through September 30, 2026 and is recorded within depreciation and amortization expense on the Condensed Consolidated Statements of Operations.
Acquisitions—Purchase Price Allocation
On July 22, 2026, the Company acquired the Initial Portfolio consisting of four student housing properties consisting of Core Gainesville 13th & 3rd LLC (“Hub Gainesville 3rd Ave”), Core Gainesville University LLC (“Hub Gainesville University”), Core Lexington 685 Limestone LLC (“Hub Lexington Limestone”), and Core Morgantown LLC (“State Morgantown”) for $303.5 million, excluding acquisition costs. The seller was a joint venture between a third party and an entity owned by several principals of the Sponsor.
The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805, Business Combinations and allocated the purchase price and acquisition costs to the individual assets acquired and liabilities assumed on a relative fair value basis, as follows ($ in thousands):

Building and building improvements	$276,712
Land and land improvements	17,845
Furniture, fixtures and equipment	4,801
Tenant improvements	285

Investments in real estate	$299,643
Intangible lease assets	5,036
Intangible lease liabilities	(459)

Purchase price including acquisition costs	$304,22 0

4.	Mortgage loan, Net
In conjunction with the acquisition of the Initial Portfolio, on July 22, 2026, the Company entered into a three-year, non-recourse mortgage loan (the “Loan”) for $180,400,000 (the “Loan Agreement”). The Loan is cross collateralized by the four student housing properties acquired as a part of the Initial Portfolio. The Loan bears interest at a variable rate equal to Term SOFR plus a 1.50% margin, or, if applicable, the alternate base rate plus a 0.50% margin, subject to a 1.0% floor. The Loan requires a monthly payment of interest only with the principal payment due at maturity. The Loan’s initial maturity date is July 22, 2029, with two one-year extension options available at the Company’s election, subject to meeting certain financial ratios as prescribed in the Loan Agreement.
The following table details the borrowings of the Company as of September 30, 2026 ($ in thousands):

Principal balance	$180,400
Deferred financing costs, net	(1,933)

Mortgage loan, net	$178,467

The Company has recognized $1,982,000 within interest expense in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and the period from the Date of Formation through September 30, 2026, consisting of contractual interest on the Loan of $1,838,000 and amortization of deferred financing costs of $144,000.
The Company is subject to both affirmative and negative covenants under the Loan Agreement, including restrictions on the incurrence of additional indebtedness and liens and requirement of an interest rate cap among others. These covenants also require the Company to maintain certain financial ratios including debt service coverage and loan-to-value ratios. As of September 30, 2026, the Company was in compliance with all of its financial covenants.

5. Related Party Transactions
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
Management Fee
As compensation for its services provided, the Adviser is paid a management fee equal to (a) 0.625% of NAV with respect to Class A shares per annum, (b) 0.85% of NAV with respect to Class F-S shares, Class F-D shares and Class F-I shares per annum and (c) 1.25% of NAV with respect to Class S shares, Class D shares and Class I shares per annum. The management fee on Class E shares is 0.0%. Additionally, to the extent that the Operating Partnership issues Operating Partnership units (“OP Units”) to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to (i) 0.625% of the NAV of the Operating Partnership attributable to such Class A OP Units not held by the Company per annum, (ii) 0.85 % of the NAV of the Operating Partnership attributable to such Class F-S, Class F-D and Class F-I OP Units not held by the Company per annum and (iii) 1.25% of the NAV of the Operating Partnership attributable to such Class S, Class D and Class I OP Units not held by the Company per annum. The management fee on Class E OP Units is 0.0%. The management fee is payable monthly in arrears, before giving effect to any accruals for the management fee, applicable asset-based servicing fees, shareholder servicing fees, the Performance Participation (defined below), or any distributions. As a result of the differences in fees described above, the management fee, the shareholder servicing fee and the asset-based servicing fee (when paid by the Company) are class-specific expenses. The management fee may be paid, at the Adviser’s election, in cash or Class E shares or Class E OP Units. In calculating the management fee, the Company will use its NAV before giving effect to accruals for the management fee, the Performance Participation, shareholder servicing fees or distributions payable on its shares. The Company incurred management fees of $118,000 during the three months ended September 30, 2026 and the period from the Date of Formation through September 30, 2026. As of September 30, 2026, $49,000 of the management fees incurred are outstanding and included within due to affiliates on the Condensed Consolidated Balance Sheet. To date, the Adviser has elected to receive management fees in cash.
Performance Participation
The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark with a Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement) (the “Performance Participation”). Such allocation will be measured on a calendar year basis, made annually and accrued monthly. The Performance Participation is not paid on Class E and Class A OP Units and, as a result, it is a class-specific expense. The Performance Participation is payable at the Special Limited Partner’s election in cash, Class E shares or Class E OP Units. For the period from the Date of Formation through September 30, 2026, there has been no Performance Participation earned.
Expense Reimbursement
Under the Advisory Agreement, and subject to certain limitations, the Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on the Company’s behalf, provided that the Adviser is responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to the Company pursuant to the Advisory Agreement or serve as the Company’s non-independent trustees and executive officers.
The Adviser has agreed to advance all of the Company’s organization and offering expenses (excluding selling commissions and servicing fees) and operating expenses (excluding expenses incurred at the property level, management fees and the Performance Participation) through the earlier of (i) the date that the Company’s aggregate NAV is at least $1.0 billion and (ii) July 22, 2027, the first anniversary of the Company’s first property acquisition from a third party (such date, the “Expense Reimbursement Date”). Thereafter, the Company will reimburse the Adviser for any organization and offering and operating expenses as and when incurred. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period beginning one year following the Expense Reimbursement Date. There is no cap on organization and offering, or operating expenses.
In conjunction with the acquisition of the Initial Portfolio, the Company entered into agreements with certain of the Adviser’s affiliates for necessary services relating to the Company’s investments and its operations, including expenses of managing and operating the Company’s properties and expenses related to personnel of the Adviser performing services for the Company other than those who provide investment advisory services or serve as the Company’s non-independent trustees and officers.
Amounts incurred under these service arrangements with affiliates of the Adviser are included as a component of property operating expense in the Condensed Consolidated Statements of Operations and, to the extent unpaid as of period end, are reflected as accrued service provider expenses within due to affiliates on the Condensed Consolidated Balance Sheet. The Company incurred $312,000 in fees under these service arrangements with affiliates of the Adviser for the three months ended September 30, 2026 and the period from the Date of Formation through September 30, 2026. As of September 30, 2026, $98,000 of the charges incurred are outstanding.

Economic Dependency
The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
The following table details the amounts reported within due to affiliates of the Company ($ in thousands):

Management fees payable	$49
Advanced offering costs	2,119
Advanced organization costs	652
Advanced operating expenses	1,341
Service provider expenses	111

Due to affiliates	$4,272

6. Leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s student housing properties. The Company’s leases are individual student housing leases with terms of approximately twelve months or less aligning with the academic year. The leases consist of a fixed base rent, as well as a variable component that allows for the pass-through of certain operating expenses such as utilities. Because of the short-term, high-turnover nature of student housing leases, the Company’s future minimum rents are concentrated within the next twelve months, rather than extending years into the future. To a lesser extent, the Company has retail tenants at its student housing properties, which involve longer-term retail leases ranging from 5-10 years. The Company has elected the practical expedient to not separate lease and nonlease components and accounts for each as an operating lease. No single resident or customer accounted for 10% or more of the Company’s revenue.
The following table details the fixed and variable lease payments comprising operating lease income in which the Company is the lessor ($ in thousands):
Components of Rental revenue

	Three Months Ended September 30, 2026	For the period from January 23, 2026 (Date of Formation) through September 30, 2026
Fixed lease payments	$5,839	$5,839
Variable lease payments	416	416

Total Rental Revenue	$6,255	$6,255

The following table presents the undiscounted future minimum lease payments the Company expects to receive from its retail leases classified as operating leases as of September 30, 2026 ($ in thousands):

Period	Future Lease Payments
Remainder of 2026	$177
2027	724
2028	740
2029	753
2030	773
2031	715
Thereafter	2,002

Total	$5,884

7. Equity and redeemable common shares
Authorized Capital
As of September 30, 2026, the Company has the authority to issue an unlimited number of common shares, including Class A shares, Class D shares, Class E shares, Class F-S shares, Class F-D shares, Class F-I shares, Class I shares and Class S shares. The Company also has authority to issue an unlimited number of preferred shares of beneficial interest, par value $0.01 per share. The share classes have different upfront selling commissions, management fees, asset-based servicing fees and shareholder servicing fees.
Common Shares

	Class A	Class E	Class E – Redeemable	Total Common Shares
January 23, 2026 (Date of formation)	—	—	—	—
Common shares issued	—	—	100	100

June 30, 2026	—	—	100	100
Common shares issued	9,457,500	100,000	3,596,384	13,153,884
Distribution reinvestment	38,588	500	15,482	54,570

September 30, 2026	9,496,088	100,500	3,611,966	13,208,554

Redeemable Common Shares
Certain affiliates of the Sponsor hold Class E shares. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Sponsor as redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheet.
The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $2,348,000 for the three months ended September 30, 2026 and the period from the Date of Formation through September 30, 2026.
The following table details the redeemable common shares activity for the three months ended September 30, 2026 and the period from the Date of Formation through September 30, 2026 ($ in thousands):

	Three Months Ended September 30, 2026	For the period from January 23, 2026 (Date of Formation) through September 30, 2026
Balance at beginning of period	$1	$—
Common shares issued	35,964	35,965
Offering costs	(579)	(579)

Distribution reinvestment	155	155
Net loss	(764)	(764)
Distributions	(363)	(363)
Allocation to redeemable common shares	2,348	2,348

Balance at September 30, 2026	$36,762	$36,762

Share and Unit Repurchases
The Company’s board of trustees has adopted a share repurchase plan, whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The aggregate NAV of total repurchases of the Company’s shares is limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to shareholders as of the end of the immediately preceding quarter). Class E shares received by the Sponsor or its affiliates, or any Class A shares, are subject to certain lock-up
provisions. Shares or OP Units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the Performance Participation, respectively, are not subject to these repurchase limitations. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in their discretion.
The Company did not repurchase any shares and had no unfulfilled repurchase requests for the period from the Date of Formation through September 30, 2026.
Earnings Per Share
Basic earnings/(loss) per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated income/(loss) at the same rate per share and receive the same gross distribution per share before class-specific fees. To the extent that class-specific fees are applicable they will be deducted to arrive at class specific net income/(loss) per share.
The following tables detail net income/(loss) per common share for the periods described below ($ in thousands, except per-share data):
Earnings (Loss) Per Share for the three months ended September 30, 2026 ($ in thousands, except per-share data)

	Class A	Class E
Net loss attributable to common shareholders	$(2,010)	$(785)
Weighted-average common shares outstanding - basic and diluted	7,404,038	2,889,561

Net loss per common share - basic and diluted	$(0.27)	$(0.27)
Earnings (Loss) Per Share for the period from the Date of Formation through September 30, 2026 ($ in thousands, except per-share data)

	Class A	Class E
Net loss attributable to common shareholders	$(2,010)	$(785)
Weighted-average common shares outstanding - basic and diluted	2,713,831	1,059,174

Net loss per common share - basic and diluted	$(0.74)	$(0.74)
Distributions
The Company generally intends to distribute substantially all of its taxable income to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receives the same gross distribution per share. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. No distributions were declared prior to the acquisition of the Initial Portfolio in July 2026.

The following tables detail the aggregate distributions declared for each applicable class of common shares for the three months ended September 30, 2026 and for the period from the Date of Formation through September 30, 2026:

	Three Months Ended September 30, 2026
	Class A	Class E
Aggregate gross distribution declared per common share	$0.1008	$0.1008
Shareholder servicing fee per common share	—	—
Net distributions declared per common share (weighted-average across classes)	0.1008	0.1008

	For the period from the Date of Formation through September 30, 2026
	Class A	Class E
Aggregate gross distribution declared per common share	$0.1008	$0.1008
Shareholder servicing fee per common share	—	—
Net distributions declared per common share (weighted-average across classes)	0.1008	0.1008
Share-Based Compensation
The Company issued 5,625 shares to its independent trustees and recognized $12,000 in share-based compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and for the period from the Date of Formation through September 30, 2026.
8. Derivative Financial Instruments
The Company uses derivative financial instruments to manage its exposure to interest rate risk associated with its variable-rate borrowings and does not use derivative instruments for speculative or trading purposes. The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments with counterparties believed to have appropriate credit ratings and that are major financial institutions.
In connection with the Loan, the Company entered into an interest rate cap agreement. The following table details the Company’s outstanding interest rate derivatives ($ in thousands):

Type	Notional Amount	Fair Value	Strike /Cap Rate	Index	Effective Date	Expiration Date
Interest rate cap	$180,400	$683	4.00%	Term SOFR	July 22, 2026	August 5, 2027
The Company has not designated the interest rate cap as a hedge under ASC 815, Derivatives and Hedging. The Company recognized an unrealized gain from the interest rate derivative of $173,000 which was recorded within unrealized gain from interest rate derivative in the Condensed Consolidated Statements of Operations for the period from the Date of Formation through September 30, 2026.
9. Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of core and core-plus student housing properties. The Company’s Chief Executive Officer is responsible for allocating resources and assessing performance, and as such is the Chief Operating Decision Maker (“CODM”). The CODM reviews information at the consolidated entity level, which does not distinguish the principal business, or group the operations, by property type, lease classification, investment type or any other grouping. Accordingly, the Company has one operating segment and one reportable segment. The segment has no intersegment revenue.
The CODM specifically reviews consolidated net income (loss) by comparing actual results to budgeted and forecasted amounts. The CODM does not review segment assets at a level or category different from that presented on the consolidated balance sheet.

10. Commitments and Contingencies
As of September 30, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
11. Subsequent Events
No other events were identified that require consideration as adjustments to, or disclosures in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to “Company,” “we,” “us,” or “our” refer to Core University Living Real Estate Income Trust and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These statements may include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include those described under the section entitled “Item 1A. Risk Factors” in our Pre-Effective Amendment No. 1 to Form 10, filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2026 (the “Registration Statement”) in connection with our registration of securities pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and our Quarterly Report on Form 10-Q, filed with the SEC on August 31, 2026 (the “August 31 Form 10-Q”), which are accessible on the SEC’s website at www.sec.gov. These factors are not exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or other filings with the SEC). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Overview

We are a Maryland statutory trust formed on January 23, 2026. We are an externally advised, perpetual-life entity that intends to qualify as a REIT for U.S. federal income tax purposes commencing with taxable year ending December 31, 2026. We were formed to primarily invest in and manage a diversified portfolio of core and core-plus student housing properties primarily in Tier 1 Markets. A “Tier 1 Market” means a city where there is a campus of a U.S. college or university with a student enrollment of 20,000 or more, including undergraduate, graduate and professional students. To a lesser extent, we also expect to invest in (i) development, redevelopment or repositioning of student housing properties and (ii) real estate-related securities and other short-term investments to provide us with a source of liquidity. Over time, we may invest in debt backed principally by student housing investments.

We operate under the direction of our board of trustees, which is responsible for the overall management of our business and affairs. Our board of trustees is comprised of a majority of independent trustees. The board of trustees delegates the day-to-day management of the Company to the Adviser pursuant to the Advisory Agreement.

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are accredited investors (as defined in Regulation D under the Securities Act). We have engaged Chauner Securities, Inc. (the “Dealer Manager”) to serve as the dealer manager for the Offering and pay compensation to the Dealer Manager, of which a portion is reallowed to broker-dealers and other financial intermediaries participating in the distribution of our common shares.

Under our Declaration of Trust, we have authority to issue an unlimited number of common shares, including unlimited numbers of common shares classified as Class A shares, Class D shares, Class E shares, Class F-D shares, Class F-I shares, Class F-S shares, Class I shares and Class S shares. We also have authority to issue an unlimited number of preferred shares of beneficial interest, par value $0.01 per share.

As of September 30, 2026, we have received aggregate proceeds of $131,484,000 from the sale of our common shares. We contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make real estate investments as further described below under “Portfolio Information.” We intend to continue selling shares on a monthly basis.

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

Emerging Growth Company Status

We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Also, because we are not a large accelerated filer or an accelerated filer under Rule 12b-2 of the Exchange Act and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.

Market Conditions

At a macro level, commercial real estate market conditions continued to improve during the quarter, supported by increasing capital allocations to the asset class and generally improving property-level fundamentals. As investors have gained greater confidence in current valuations and underlying operating performance, capital flows into real estate have increased year over year across a broad range of property sectors. Consistent with these trends, industry data published by the National Council of Real Estate Investment Fiduciaries (“NCREIF”) indicates a gradual recovery in property values and operating fundamentals across much of the real estate market.

Despite these positive trends, several macroeconomic risks remain. Inflationary pressures, geopolitical uncertainty, and monetary policy continue to influence economic and real estate market conditions. In particular, management is closely monitoring the impact of rising borrowing costs resulting from elevated bond yields and recent increases in benchmark interest rates. While debt capital remains available from a variety of lending sources, including life insurance companies, banks, and debt funds, financing costs have increased. Although capital inflows have generally supported transaction activity and valuations, the ultimate impact of rising borrowing costs on transaction volume, asset pricing, and real estate valuations remains uncertain. Management will continue to closely monitor these developments and assess their potential impact on the Company’s business and investments.

Within the purpose-built student housing sector, operating fundamentals remain generally favorable, although performance has normalized following several years of exceptionally strong operating results. For the 2026/2027 academic year, rent growth across the sector was modestly positive and occupancy levels were generally stable relative to the prior year. Performance continues to vary meaningfully across markets, with many universities within Power Four athletic conferences outperforming non-Power Four institutions. “Power Four” means the Atlantic Coast Conference, the Big Ten Conference, the Big 12 Conference, and the Southeastern Conference. Management believes these differences are primarily influenced by enrollment trends, university financial health, and the level of new supply within individual markets. While certain university markets continue to experience elevated development activity, student housing fundamentals, university health, and enrollment trends generally continue to support the long-term outlook for the sector. Independent industry data, including information published by NCREIF, continues to indicate that purpose-built student housing has maintained favorable performance characteristics relative to many other real estate sectors.

Investment Objectives

The Company was formed to pursue the following investment objectives:

•	provide shareholders with current income in the form of regular, stable cash distributions;

•	preserve and protect shareholders’ invested capital; and

•	realize appreciation in value through proactive investment and asset management.

There can be no assurance that we will achieve our investment objectives.

Q3 2026 Highlights

Operating Results

•	Declared monthly distributions totaling $1,329,000 for the three months ended September 30, 2026. Total returns are shown in the following table:

	Class A	Class E
Inception-to-Date Total Return, without upfront selling commissions(1)	2.67%	2.79%

(1)

Inception-to-Date Total Return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Class A shares were initially issued on July 21, 2026 and Class E shares were initially issued on February 19, 2026. We believe total return is a useful measure of the overall investment performance of our shares.

Investments

•	Acquired the Initial Portfolio for a purchase price of $303,500,000, excluding acquisition costs.

Capital Activity and Financings

•	Raised proceeds from the sale of our common shares and redeemable common shares for $95,576,000 and $35,908,000, respectively, during the three months ended September 30, 2026.

•	In conjunction with the acquisition of the Initial Portfolio, the Company entered into a three-year, non-recourse mortgage loan (the “Loan”) for $180,400,000 (the “Loan Agreement”).

Portfolio Information

As of September 30, 2026, our portfolio consisted of the following student housing properties:

Property	Location	Acquisition Date	Units	Beds	Occupancy(1)
Hub Lexington Limestone	Lexington, KY	July 22, 2026	176	566	97.9%
Hub Gainesville University	Gainesville, FL	July 22, 2026	109	414	100.0%
Hub Gainesville 3rd Ave	Gainesville, FL	July 22, 2026	201	661	100.0%
State Morgantown	Morgantown, WV	July 22, 2026	232	420	98.1%

Total			718	2,061	99.0%

(1)	Occupancy represents student housing leases only and excludes retail space at the properties.

Results of Operations

The following table sets forth information regarding our Condensed Consolidated Results of Operations for the three months ended September 30, 2026 and for the period from January 23, 2026 (date of formation) through September 30, 2026 ($ in thousands):

	Three months ended September 30, 2026	For the period from January 23, 2026 (Date of Formation) through September 30, 2026
Revenues
Rental revenue	$6,255	$6,255

Total revenue	$6,255	$6,255

Expenses
Property operating	$1,987	$1,987
Real estate taxes and insurance	864	864
Management fee	118	118
General and administrative	1,958	1,958
Depreciation and amortization	2,317	2,317

Total expenses	$7,244	$7,244

Other income (expense)
Interest expense	$(1,982)	$(1,982)
Unrealized gain from interest rate derivative	173	173
Other income	3	3

Total other income (expense)	$(1,806)	$(1,806)

Net loss	$(2,795)	$(2,795)

Rental revenue

Rental revenue of $6,255,000 reflects revenue from the properties related to the Initial Portfolio from the July 22, 2026 acquisition date through September 30, 2026.

Property operating expenses

Property operating expenses of $1,987,000 consist of the recurring costs of operating the Initial Portfolio, including payroll for on-site property management and leasing personnel, utilities, repairs and maintenance, marketing, and other operating costs. These costs are incurred at the property level.

Real estate taxes and insurance

Real estate taxes and insurance of $864,000 consist of property-level tax accruals and property/casualty insurance premiums. Real estate tax expense is generally based on assessed values and is subject to reassessment following our acquisition of the Initial Portfolio.

Management fee

The management fee for the three months ended September 30, 2026 and the period from January 23, 2026 through September 30, 2026 was $118,000. Management fees are calculated based on the Company’s NAV, which increased in conjunction with the acquisition of the Initial Portfolio in July.

General and administrative expense

General and administrative expenses of $1,958,000 consist of a variety of Company expenses, including organizational costs, audit fees, and other professional fees. The costs are incurred at the Company level.

Depreciation and amortization

Depreciation and amortization of $2,317,000 consists of depreciation on the real estate assets acquired as part of the Initial Portfolio (buildings, building and land improvements, and furniture, fixtures and equipment) and amortization of the intangible lease assets recorded in purchase accounting, computed on a straight-line basis over the remaining in-place lease terms.

Interest expense

Interest expense of $1,982,000 relates to the Loan and includes both contractual interest and amortization of deferred financing costs.

Unrealized gain from interest rate derivative

Unrealized gain from interest rate derivatives of $173,000 relates to the change in the fair value of the interest rate cap for the period.

Other income

Other income of $3,000 primarily consists of interest income associated with the Company’s cash.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments has decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by Nareit, the National Association of Real Estate Investment Trusts, that is broadly used in the REIT industry. FFO, as defined by Nareit and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of real estate investments, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our property operations as we acquire additional investments and advance in our life cycle. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) unrealized gains or losses on derivative instruments, (ii) amortization of deferred financing costs, (iii) straight-line rental income and expense, (iv) amortization of restricted share awards, (v) organization costs and (vi) amortization of above-and-below market lease intangibles. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

FFO and AFFO should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our shareholders.

The following table presents a reconciliation of net loss to FFO and AFFO ($ in thousands):

	Three Months Ended September 30, 2026	For the period from January 23, 2026 (Date of Formation) through September 30, 2026
Net loss	$(2,795)	$(2,795)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	2,317	2,317

FFO	(478)	(478)
Unrealized gain from interest rate derivative	(173)	(173)
Amortization of deferred financing costs	144	144
Amortization of restricted shares	12	12
Straight-line rental income and expense	(10)	(10)
Organization costs	652	652
Amortization of above-and-below market lease intangibles	(5)	(5)

AFFO	$142	$142

Net Asset Value

Our NAV per share is calculated in accordance with valuation guidelines that have been approved by our board of trustees. Our Adviser is ultimately responsible for the determination of our NAV. Our NAV per share, which is updated as of the last calendar day of each month, is made available to our shareholders on our website at www.culreit.com.

Our NAV for each class of shares is based on the net asset values of our investments (including debt backed by commercial real estate), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any Performance Participation to the Special Limited Partner, and also includes the deduction of any management fees, shareholder servicing fees and asset-based servicing fees (when paid by us) specifically applicable to such class of shares.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and likely differs from the book value of our equity reflected in our financial statements. To calculate our NAV for purposes of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB ASC Topic 820, Fair Value Measurements. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value.

While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differ from GAAP. NAV should not be considered equivalent to stockholders’ equity or any other GAAP measure.

The following valuation methods are used for purposes of calculating our NAV:

•

Investments in real property are valued monthly by our independent valuation advisor through desktop valuations primarily using the income approach’s discounted cash flow method. The discounted cash flow method considers estimated property cash flows and terminal values using market-supported assumptions. Other valuation methodologies including the sales comparison approach and direct capitalization method, may also be considered as appropriate. In addition, each property is subject to an independent third party appraisal annually.

•

In general, real estate debt is valued monthly by the independent valuation advisor at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

•

Cash and cash equivalents, other assets and liabilities, other than real estate debt, are included in NAV at their carrying amounts, which are intended to approximate fair value due to the liquid or short-term nature of the underlying instruments. Other assets include receivables, prepaid expenses, derivative assets and other amounts reflected in our accounts. Liabilities include fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, accrued distributions and other liabilities.

Each class has an undivided interest in our assets and liabilities, other than class-specific management fees, shareholder servicing fees and applicable asset-based servicing fees. In accordance with our valuation guidelines, the Adviser calculates our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (i) each of our properties based upon individual appraisal reports provided each month by our independent valuation advisor, (ii) our real estate debt and other assets and (iii) our liabilities. Because management fees, shareholder servicing fees and asset-based servicing fees (when paid by the Company) allocable to a specific class of shares are only included in the NAV calculation for that class, the NAV per share for our share classes are expected to differ over time.

OP Units are economically equivalent to a corresponding class of common shares. On the last day of each month, the NAV per OP Unit of such OP Unit equals the NAV per share of the corresponding class of common shares. The NAV of our operating partnership on the last day of each month equals the sum of the NAVs of each outstanding OP Unit on such day. At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of common shares that were effective during such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued Performance Participation, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material, non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Adviser adjusts the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. Notwithstanding anything herein to the contrary, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, the Adviser incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common shares and accruals of class-specific management fees, shareholder servicing fees and applicable asset-based servicing fees. For each applicable class of shares, the management fee, shareholder servicing fee and applicable asset-based servicing fee is calculated as a percentage of the aggregate NAV for such class of shares.

Please refer to “Net Asset Value Calculation and Valuation Guidelines” in our Pre-Effective Amendment No. 1 to Form 10 for further details on how our NAV is determined.

Certain transactions or events may have occurred since September 30, 2026 that could have a material impact on our NAV per share, upon which our transaction price is based. Our total NAV presented in the following tables includes the aggregate NAV of our outstanding shares. The following table provides a breakdown of the major components of our total NAV as of September 30, 2026 ($ and shares in thousands):

Components of NAV	September 30, 2026
Investments in student housing properties	$308,400
Cash and cash equivalents	10,025
Other assets	2,037
Mortgage indebtedness	(180,400)
Other liabilities	(5,026)
Accrued distributions	(671)
Management fee payable	(49)

Aggregate NAV	$134,316

Number of outstanding shares	13,209

NAV and NAV Per Share Calculation

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2026 ($ and shares in thousands, except per-share data):

	Class A	Class D	Class E	Class F-D	Class F-I	Class F-S	Class I	Class S	Total
Monthly net asset value	$96,531	$—	$37,785	$—	$—	$—	$—	$—	$134,316
Number of outstanding shares(1)	9,496	—	3,713	—	—	—	—	—	13,209

NAV per share	$10.1654	$—	$10.1779	$—	$—	$—	$—	$—

(1)	Share amounts are presented in thousands and rounded to the nearest thousand shares.

As of September 30, 2026, there were no Class D, Class F-D, Class F-I, Class F-S, Class I or Class S shares outstanding.

Discount Rates and Capitalization Rates

For purposes of calculating our NAV, our independent valuation advisor provides us with valuations of our real properties monthly in accordance with our valuation guidelines. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table:

Weighted Average Basis
Exit capitalization rate	5.87%
Discount rate / internal rate of return	7.62%
Average holding period (years)	10

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Increase (Decrease) to the Fair Value of Real Properties
Exit Capitalization Rate (weighted-average)	0.25% decrease	2.7%
	0.25% increase	(2.4)%
Discount Rate (weighted-average)	0.25% decrease	1.9%
	0.25% increase	(1.8)%

Reconciliation of Total Equity to NAV

The following table reconciles total equity under GAAP to our NAV as of September 30, 2026 ($ in thousands):

September 30, 2026
Total equity (GAAP)	$89,081
Redeemable common shares	36,762

Total equity and redeemable common shares under GAAP	125,843
Adjustments:
Accumulated depreciation and amortization under GAAP	2,312
Unrealized real estate appreciation (depreciation)	4,039
Accrued organization and offering costs	4,065
Deferred financing costs, net of amortization	(1,933)
Rental income adjustment	(10)

NAV	$134,316

The following details the adjustments to reconcile total equity and redeemable common shares under GAAP to our NAV:

•

We depreciate investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.

•

Investments in real estate, net are presented at their depreciated cost basis in the GAAP condensed consolidated financial statements. For purposes of calculating NAV, real estate investments will be measured at their estimated fair value.

•

The Adviser has agreed to advance certain of our organization and offering expenses through the earlier of (i) the date that the Company’s aggregate NAV is at least $1.0 billion and (ii) July 22, 2027, the first anniversary of our first property acquisition from a third party (such date, the “Expense Reimbursement Date”). Thereafter, we will reimburse the Adviser for any organization and offering and operating expenses as and when incurred. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months one year following the Expense Reimbursement Date. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.

•	We capitalize and amortize deferred financing costs associated with obtaining any loans in accordance with GAAP. Such amounts are expensed as incurred for calculating NAV.

•

We recognize rental revenue on a straight-line basis for any tenants with leases greater than twelve months under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.

Our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets, the sale of our company to a third party or a liquidation of our company; (ii) our common shares would trade at our per share NAV on a national securities exchange; and (iii) a shareholder would be able to realize the per share NAV if such shareholder attempted to sell his or her shares to a third party.

Distributions

Beginning on August 31, 2026, we declared monthly distributions for each class of our common shares, which are generally paid 25 days after month-end. Each class of our common shares received the same aggregate gross distribution per share, and the net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the distribution per share and paid directly to the applicable distributor.

The following table details the total net distribution for each of our share classes for the period from January 23, 2026 (Date of Formation) through September 30, 2026:

Record Date	Class A	Class E
August 31, 2026	$0.0500	$0.0500
September 30, 2026	$0.0508	$0.0508

The following table presents the sources of the cash distributions we declared for the three months ended September 30, 2026 and for the period from January 23, 2026 (Date of Formation) through September 30, 2026 ($ in thousands):

	Three Months Ended September 30, 2026		For the period from January 23, 2026 (Date of Formation) through September 30, 2026
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$226	17%	$226	17%
Reinvested in shares	1,103	83%	1,103	83%

Total distributions	$1,329	100%	$1,329	100%

Sources of Distributions
Cash flows from operating activities	$935	70%	$935	70%
Proceeds from issuance of common shares	394	30%	394	30%

Total sources of distributions	$1,329	100%	$1,329	100%

Cash flows from operating activities	$935		$935

Financial Condition, Liquidity, and Capital Resources

We are a newly organized, non-listed REIT that commenced real estate operations during the three months ended September 30, 2026. During the quarter, we acquired the Initial Portfolio on July 22, 2026, issued Class A shares and Class E shares for $131,484,000 in gross proceeds, and closed on a $180,400,000 loan and related loan agreement. As a result, our results of operations, financial condition, and cash flows as of and for the period ended September 30, 2026 reflect the commencement of our principal operations and our initial deployment of capital. The discussion below reflects our liquidity and capital resources giving effect to these transactions, which we believe is necessary to an understanding of our financial condition and results of operations going forward.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, as amended, beginning with our taxable year ending December 31, 2026. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our shareholders and meet certain tests regarding the nature of our income and assets.

Short-term liquidity and capital resources (next twelve months)

Our principal sources of cash over the next 12 months are expected to be from (i) the net proceeds from our Offering, (ii) cash flows generated by the Initial Portfolio, and (iii) borrowings available to us, including under the Loan Agreement. Our principal cash requirements over this period are expected to include (i) origination or acquisition of student housing investments, (ii) the cost of operations (including the management fee and Performance Participation), (iii) debt service of any borrowings, (iv) periodic common share repurchases, including under our share repurchase plan, and (v) cash distributions to the holders of our common shares to the extent declared by our board of trustees.

The Adviser has agreed to advance all of our organization and offering expenses (excluding selling commissions and servicing fees) and operating expenses (excluding expenses incurred at the property level, management fees and the Performance Participation) through the earlier of (i) the date that our aggregate NAV is at least $1.0 billion and (ii) July 22, 2027, the first anniversary of our first property acquisition from a third party (such date, the “Expense Reimbursement Date”). Thereafter, we will reimburse the Adviser for any organization and offering and operating expenses as and when incurred. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months one year following the Expense Reimbursement Date. The Adviser and its affiliates incurred organization and offering expenses on our behalf of approximately $652,000 and $2,119,000, respectively, through September 30, 2026.

We believe our expected sources of liquidity described above will be adequate to meet our anticipated cash requirements for at least the next 12 months. We have identified the following known trends, demands, and uncertainties we believe are reasonably likely to affect our short-term liquidity and capital resources.

Interest rate exposure. The Loan bears interest at a variable rate (Term SOFR plus a 1.50% margin, or, if applicable, the alternate base rate plus a 0.50% margin, subject to a 1.0% floor). In connection with closing the Loan, we entered into an interest rate cap agreement that caps Term SOFR at 4.0%. The interest rate cap has a notional amount of $180,400,000 and expires in August 2027, which is prior to the Loan’s initial maturity date in July 2029. To the extent the cap expires prior to the Loan’s maturity or any extension thereof, we would need to renew or replace the cap or would otherwise become fully exposed to increases in Term SOFR above the current cap level, which would increase our debt service requirements.

Reliance on continued capital raising. Our ability to fund future acquisitions and meet our REIT distribution requirement, beyond cash generated by the Initial Portfolio, depends in part on our ability to continue raising capital through the Offering. Failure to raise sufficient capital could negatively impact our funds available for investment activity and distributions.

Share repurchase plan. Our share repurchase plan allows shareholders to request quarterly repurchases at approximately the prior month’s NAV per share, subject to a 2% deduction on shares held for less than 12 months. Repurchases are capped at 5% of aggregate NAV per quarter, and our board may repurchase less than requested, or none, at its discretion. High share repurchases could reduce the funds available for both future investment activity and distributions.

Long-term liquidity and capital resources (beyond twelve months)

Over the longer term, we expect to meet our liquidity needs — including the repayment or refinancing of outstanding indebtedness at maturity, funding additional real estate acquisitions, and continued compliance with our REIT distribution requirement — through a combination of proceeds from the Offering, cash flows from operations, and additional indebtedness.

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

The following table aggregates our contractual obligations and commitments as of September 30, 2026 ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loan	$180,400	$—	$180,400	$—	$—
Advanced organization, offering and operating expenses	4,112	—	1,028	1,645	1,439

Total	$184,512	$—	$181,428	$1,645	$1,439

Cash Flows

The following table presents a summary of our cash flows for the period from January 23, 2026 (Date of Formation) through September 30, 2026 ($ in thousands):

January 23, 2026 (Date of Formation) through September 30, 2026
Net cash provided by operating activities	$935
Net cash used in investing activities	(300,605)
Net cash provided by financing activities	309,695

Net increase in cash and cash equivalents	$10,025

Cash flows provided by operating activities

For the period from January 23, 2026 (Date of Formation) through September 30, 2026, net cash provided by operating activities was $935,000. Cash provided by operating activities was primarily attributable to the acquisition of the Initial Portfolio and related operational activity.

Cash flows used in investing activities

For the period from January 23, 2026 (Date of Formation) through September 30, 2026, net cash used in investing activities was $300,605,000. This was primarily attributable to $300,464,000 of cash paid in connection with the acquisition of the Initial Portfolio, which was funded through a combination of net proceeds from our private offering and proceeds from the Loan. This acquisition reflects the initial deployment of capital in furtherance of our investment strategy.

Cash flows provided by financing activities

For the period from January 23, 2026 (Date of Formation) through September 30, 2026, net cash provided by financing activities was $309,695,000. The primary sources of cash were $131,484,000 of gross proceeds from the Offering and $180,400,000 of proceeds from the Loan.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Critical Accounting Estimates

Below is a discussion of the accounting estimates that management believes are critical. We consider these estimates critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real estate purchase price allocation

We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805, Business Combinations. We account for acquisitions in accordance with GAAP, which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

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

Our allocations of purchase prices are based on certain significant estimates and assumptions, variations in such estimates and assumptions could result in a materially different presentation of the condensed consolidated financial statements or materially different amounts being reported in the condensed consolidated financial statements.

Impairment of investments in real estate

Management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates the carrying amount of the real estate may not be recoverable. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results. Since cash flows on real estate properties considered to be “long lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

Management classifies the assets and liabilities related to its real estate investments as held-for-sale when a sale is probable to occur within one year. The Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The impairment loss is recognized based on the excess of the depreciated cost of the real estate investment over its fair value, less estimated closing costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk are related to interest rates, credit risk, market values, and liquidity. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Through the floating rate mortgage loan that we have used to finance our investment portfolio, we are exposed to risk from changes in interest rates and inflation. An increase in interest rates could increase the cost of variable rate debt that we may incur in the future, which may affect our ability to make distributions or payments to our investors.

We generally expect to mitigate this exposure to interest rate risk by purchasing various financial instruments, such as interest rate caps. While we have not experienced any significant credit losses since we commenced operations, in the event of a significant rising interest rate environment and/or economic downturn, tenant vacancies or defaults could increase and result in losses, which could adversely affect our operating results and liquidity, including our ability to pay any debt obligations we may incur. However, our interest rate hedging strategies may not eliminate all of our interest rate risk due to, among other things, uncertainties in the timing and/or amounts of inflation or the general interest rate environment and/or unequal, inaccurate, or unavailable hedges to offset changes in future interest rates.

We are exposed to interest rate risk with respect to our variable rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2026, the outstanding principal balance of our variable rate indebtedness, which consisted of the Loan, was $180,400,000, and the Loan bears interest at a variable rate equal to Term SOFR plus a 1.50% margin, or, if applicable, the alternate base rate plus a 0.50% margin, subject to a 1.0% floor. We have executed an interest rate cap with a notional amount of $180,400,000 to mitigate the risk of increasing interest rates. Assuming no changes in the outstanding principal balance of the Loan as of September 30, 2026, a 10% increase in 1-month SOFR would result in increased interest expense of approximately $263,000 over a 12-month period, net of the impact of our interest rate cap through its August 5, 2027 expiration date.

Credit Risk

We are exposed to credit risk in our investments with respect to a tenant’s ability to make required rent payments to us. We intend to manage this risk by employing a credit-first approach to understanding the financial wherewithal of a tenant prior to entering into a lease and by actively monitoring the macro- and micro-economic and industry trends that impact our tenants.

We may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We may seek to mitigate the credit risk associated with derivative instruments by entering into transactions with high-quality counterparties.

Market Value Risks

We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities, and borrowings due to changes in market conditions, including interest rates, property cash flows, and real property values. We seek to manage our exposure to market risk by acquiring investments located primarily in Tier 1 Markets, representing college campuses with student enrollment of 20,000 or more. The fair value of our investments may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown.

Commercial property values are subject to volatility and may be adversely affected by a number of factors, including: national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts to our investments.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in the student housing asset class in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that our borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring us to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Registration Statement and in the August 31 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities
The table below presents the Class A and Class E shares issued by the Company during the three months ended September 30, 2026, including shares issued pursuant to the Company’s distribution reinvestment plan. ($ and shares in thousands):

Shares Sold Date	Class A	Class A Consideration	Class E	Class E Consideration
February 2026	—	$—		$1
July 2026	9,458	94,575	3,691	36,908
August 2026	—	—	—	—
September 2026	38	386	16	159

Total	9,496	$94,961	3,707	$37,068

Each of the transactions described above was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof and Regulation D thereunder because they were not part of any public offering and did not involve any general solicitation or general advertising.

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
For the three months ended September 30, 2026, we did not repurchase any shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our trustees or executive officers adopted or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement (as defined in Item 408(c) of Regulation
S-K)
during the quarter ended September 30, 2026.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q, or incorporated by reference, as applicable:

3.1	Certificate of Trust of the Company dated January 21, 2026 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

3.2	Amended and Restated Declaration of Trust of the Company dated June 16, 2026 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed on July 15, 2026 and incorporated herein by reference)

3.3	Bylaws of the Company dated February 2, 2026 (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed on May 18, 2026 and incorporated herein by reference).

10.1	Second Amended and Restated Advisory Agreement among the Company , Core University Living REIT OP, LP and CSF Asset Management Vehicle, LLC dated July 10, 2026 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed on July 15, 2026 and incorporated herein by reference).

10.2	Membership Interest Purchase Agreement by and between AREG-Core Portfolio Venture LLC and CS Acquisition Vehicle II, LLC dated July 14, 2026 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed on July 15, 2026 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Interactive Data File - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Core University Living Real Estate Income Trust

Date: November 13, 2026	By:	/s/ John Wieker
John Wieker
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Merritt Poole
Merritt Poole
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)